Form 10-K/A
period 2002-01-31
MMCA AUTO OWNER TRUST 2002-3
filed 2004-02-03
CIK 1176335

10-K/A
<SEQUENCE>1
<FILENAME>s742397.txt
ANNUAL REPORT




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1 to
                                    FORM 10-K

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


         State the aggregate market value of the voting stock held by
non-affiliates of the registrant:                                     NONE

         Indicate the number of shares outstanding of the registrant's classes
of common stock, as of the last practicable date:                     NONE

         Documents incorporated by reference:                         NONE

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

         This amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2002, as initially filed with the Securities and Exchange Commission on March 31, 2003, is being filed to include a revised Exhibit 99.1.

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


Date:    February 3, 2004


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


                                             February 3, 2004

Bank of Tokyo-Mitsubishi Trust Company
1251 Avenue of the Americas
New York, New York 10020
Attention: Corporate Trust Administration

Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware 19890-0001
Attention: W. Chris Sponenberg

         Re:      2002 Annual Statement as to Compliance

Ladies and Gentlemen:

         I, Hideyuki Kitamura, certify that:

         (1) I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of MMCA Auto Owner Trust 2002-3;

         (2) Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

         (3) Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

         (4) Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

         (5) The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


Sincerely,

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